Form 10-K
period 1993-12-31
UNITED TELEPHONE CO OF PENNSYLVANIA
filed 1994-03-25
CIK 101841

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended         December 31, 1993
                         _____________________________________________
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                  to
                               _______________     ___________________
Commission file number   1-3531
                         _____________________________________________
              The United Telephone Company of Pennsylvania
______________________________________________________________________
         (Exact name of registrant as specified in its charter)
                     Pennsylvania
_____________________________________________________________
(State or other jurisdiction of incorporation or organization)
         23-1175870
___________________________________
(I.R.S. Employer Identification No.)
1201 Walnut Bottom Road, Carlisle, Pennsylvania  17013
______________________________________________________
     (Address of principal executive offices)  (Zip Code)

  Registrant's telephone number, including area code      717/245-6312
                                                          ____________

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

     The registrant meets the conditions set forth in General
Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   No

     Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ].

     There is no voting stock held by non-affiliates. There are 877,990 shares of Common Stock, $50 par value, outstanding at the end of the fiscal year and at the date of filing of this report.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                  None

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                       Securities and Exchange Commission
                           Annual Report Form 10-K


                                                        Page Reference


Part I


     Item 1.    Business                                    I-1-I-5
     Item 2.    Properties                                  I-5-I-6
     Item 3.    Legal Proceedings                             I-6
     Item 4.    Submission of Matters to a Vote of
                 Security Holders                             I-6

Part II

     Item 5.    Market for the Registrant's Common Stock
                 and Related Security Holder Matters         II-1
     Item 6.    Selected Financial Data                      II-1
     Item 7.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                II-2-II-6
     Item 8.    Consolidated Financial Statements          II-7-II-28
     Item 9.    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure      II-29

Part III

     Item 10.   Omitted under provisions of General
                 Instruction J                               III-1
     Item 11.   Omitted under provisions of General
                 Instruction J                               III-1
     Item 12.   Omitted under provisions of General
                 Instruction J                               III-1
     Item 13.   Omitted under provisions of General
                 Instruction J                               III-1

Part IV

     Item 14.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                  IV-1-IV-10

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                       Securities and Exchange Commission
                      Form 10-K, Part I, December 31, 1993
                      ____________________________________

Item 1.  Business
______

           The United Telephone Company of Pennsylvania (Company), a wholly-owned subsidiary of Sprint Corporation (Sprint), was originally incorporated December 28, 1915, as Cumberland Valley Telephone Company of Pennsylvania. On May 4, 1931, the name of the corporation was changed to The United Telephone Company of Pennsylvania. The Company is engaged in the business of furnishing regulated and nonregulated communications services, mainly local, intraLATA long-distance and interexchange carrier access. The Company serves a 5,847 square mile territory which accounts for 12.9 percent of the geographic area of the Commonwealth of Pennsylvania. All or parts of 25 counties are included in the service territory. Local economies are characterized by a variety of manufacturing and commercial businesses, agricultural and educational enterprises. No other company furnishes local telephone service in any of the 92 exchanges served by the Company.

           The Company furnishes local and intraLATA long-distance telephone service between points within its own territory almost entirely by means of its own facilities. All of the Company's telephones have direct distance dialing capability. Microwave relay techniques, digital carrier systems and fiber optic cables are used to provide nearly all of its long-distance transmission facilities. To date, 84.4 percent of the Company's central offices are digital switches with installed digital lines exceeding 338,000. In addition to furnishing local service, the Company's central offices and toll facilities are connected with other local exchange carriers (LECs) and with the nationwide long-distance networks of interexchange carriers, primarily American Telephone & Telegraph (AT&T), MCI Communications Corporation and Sprint. Toll calls may thus be made to any telephone connected to the worldwide interexchange network.

           The Company is subject to the jurisdiction of the Pennsylvania Public Utility Commission (Commission), pursuant to the Pennsylvania Public Utility Code, as amended, which confers upon the Commission broad powers of supervision and regulation over public utilities with respect to services and facilities, rates and charges, the issuance of securities and various other matters.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part I

           In June 1993, the Pennsylvania General Assembly enacted legislation authorizing the Commission to sanction alternatives to traditional rate base/rate of return regulation in Pennsylvania. LECs may now petition the Commission for approval of price cap regulation, services to be declared competitive and a network modernization schedule. If LECs do not petition the Commission for alternative regulation within five years, the Commission may compel them to justify why they have not filed a petition. The key policy objectives of this legislation are to encourage accelerated deployment of a universally available broadband network by the year 2015 and to strengthen and enhance consumer safeguards in a telecommunications environment which is growing increasingly competitive.

           The Company is also subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to the charges and services for interstate communications services which it provides through connection with interexchange carriers. The FCC prescribes a uniform system of accounts for telephone companies which has been adopted by the Commission.

           The consolidated financial statements contained herein reflect the combined operations of the Company, United Telephone Long Distance, Inc. (UTLD) and Joint Underground Locating Services, Inc.
(JULS). UTLD was created to lease long-distance services and resell those services to customers in equal access areas. JULS was created to provide underground facility locating services to utilities and contractors engaged in excavation activities in areas containing underground utility plant.

           In 1991, the Company began site construction on the five Cellular Rural Service Area licenses that it either wholly owns or partially owns through partnerships. All of the sites began operations by the end of 1992. The Company is utilizing the services of an affiliate to operate the sites.

           The Company is continuing to convert its central offices to digital technology. Approximately 95 percent of the Company's access lines are digital. During 1993, the expansion of exchanges in which

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part I

Local Measured Service (LMS) is offered as an option to flat rate local service increased to a total of 77 exchanges, up from 70 in 1992. The LMS rate is 60 percent of the individual flat rate access line service plus a nominal rate based on the time duration of each call.

           Revenues from telecommunications services constitute 87.8 percent of 1993 total operating revenues of the Company. During 1993,
32.2 percent of total operating revenues were derived from local service, 35.4 percent from network access service, 20.2 percent from long-distance service, and the remaining 12.2 percent from miscellaneous services.

           The following is a summary of the Company's business and residential access lines and long-distance messages originated for the five year period from 1989 to 1993.

                                   Years Ended December 31,
                                   ________________________
                         1993     1992     1991     1990     1989
                         ____     ____     ____     ____     ____
Access Lines:
 Business               65,000   61,000   59,000   56,000   52,000
 Residential           259,000  254,000  249,000  245,000  240,000
                       _______  _______  _______  _______  _______
  Total                324,000  315,000  308,000  301,000  292,000
                       =======  =======  =======  =======  =======
Long-distance messages
originated (expressed
  in thousands)        170,611  169,152  148,330  138,985  124,403

           At December 31, 1993 the Company had 1548 employees of which 82 were union-affiliated.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part I

           Compliance with federal, state and local laws and regulations relating to the protection of the environment has had no significant effects upon capital expenditures or earnings of the Company, and future effects are not expected to be material.

           In a Report and Order adopted March 1, 1985 and released March 19, 1985 in CC-Docket No. 78-72, Phase III, the FCC promulgated the requirements and guidelines for implementation of equal access by independent telephone companies. End offices, equipped with stored program controlled switches, must be converted to offer exchange access services that are equal in type and quality to that offered to AT&T within three years of the receipt of a reasonable request for equal access services from any interexchange carrier. If no reasonable request is made, end offices should be converted as soon as practical, according to a scheduled implementation which reflects the capital constraints of the operating company, the market, and other business conditions in the area served by the end office. The Company is offering equal access to interexchange carriers through its Bedford, Butler, Carlisle, Chambersburg, and Newport access tandems, including the majority of their remote switching units. By the end of 1994, the Company plans to offer equal access to approximately 90 percent of its available single-party access lines through additional central office conversions. The Company began offering public paystation equal access in 1990 and by the end of 1994 plans to offer equal access to 94 percent of public paystations.

           The potential for more direct competition with LECs is increasing. Several states, including Pennsylvania (effective
January 1, 1987), have authorized competitive entry into the intraLATA toll service market. State regulators are also increasingly confronted with requests to permit resale of local exchange services, with such resale now existing in Pennsylvania. At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition in many states. Additionally, the FCC has assisted Competitive Access Providers (CAPs) in providing access to interexchange carriers and end users by mandating that all Tier 1 LECs (including the Company) allow collocation of CAP equipment in LEC central offices. The FCC's decision regarding collocation is under appeal to the U.S. Court of Appeals for the D.C. circuit.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part I

          In October 1992, the FCC adopted a new rate structure and new pricing rules for LEC-provided switched transport. The Company filed new access transport tariffs with the FCC in September 1993. The new local transport structure was designed by the FCC mandate to be a revenue neutral filing for each LEC. The new rates went into effect on December 30, 1993.

           While barriers to competition are increasingly being lowered, the ultimate impact of competition will continue to depend, to a considerable degree, on future FCC and state regulatory actions, court decisions and possible federal or state legislation. Legislation designed to stimulate local competition between local exchange service providers and cable programming service providers, in both markets, is presently pending in both houses of the U.S. Congress.

           Effective January 1, 1991, the FCC adopted a price caps regulatory format for the Regional Bell Operating Companies and the GTE Corporation LECs. Other LECs could volunteer to become subject to the price caps regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company elected to be subject to price caps regulation and under the form of the plan adopted, the Company has an opportunity to earn up to a
15.25 percent rate of return on investment.

Item 2.  Properties
______

           The properties of the Company consist principally of land, structures, facilities and equipment in good operating condition. Substantially all of the telephone properties are subject to the liens of the indentures securing the Company's first mortgage bonds. All central offices, the Customer Service Center and the Corporate Center are located on premises owned by the Company.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part I

           Of the Company's investment in telephone plant in service as of December 31, 1993, aerial cable and wire supported on poles and underground cable, both buried and in conduit, located on and under public streets, highways and private property represented approximately
48.3 percent; central office equipment, 35.1 percent; land and buildings, 6.2 percent; and other telephone plant, 10.4 percent.


           The following table shows gross additions and retirements of properties of the Company during the five-year period ended December 31, 1993 (in thousands):

                               Gross
            Year             Additions             Retirements
            ____             ________              ___________

            1993             $45,081                $21,728
            1992              45,803                 28,876
            1991              41,427                 44,957
            1990              40,286                 12,857
            1989              44,811                 25,371

Item 3.    Legal Proceedings
______
           No material legal proceedings are pending to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders
______
           No matter was submitted to a vote of security holders during the fourth quarter of 1993.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part II

Item 5.    Market for the Registrant's Common Stock and Related Security
______     Holder Matters

           The Company is a wholly-owned subsidiary of Sprint and consequently its common stock is not traded.

Item 6.    Selected Financial Data
______
           The following selected financial data for the five-year period ended December 31, 1993 has been derived from the Company's consolidated financial statements (in thousands):

                        1993      1992      1991      1990      1989
                        ____      ____      ____      ____      ____

Operating revenues    $223,408  $205,670  $192,083  $187,138  $179,385
Net income (1)        $ 17,976  $ 21,352  $ 22,603  $ 24,421  $ 19,875
Total assets          $395,519  $377,045  $358,000  $344,333  $343,495
Long-term debt (2)    $106,521  $111,794  $ 85,223  $ 89,447  $ 92,682

(1) During 1993, nonrecurring charges of $6,537,000 were recorded representing the portion of the costs atributable to the Company associated with the merger of Sprint and Centel Corporation. Such charges reduced 1993 net income by $4,135,000. In addition, extraordinary losses on early extinguishments of debt were recorded in 1993 and 1992, which reduced net income by $501,000 and $509,000, respectively.

(2)  Excludes current maturities

           Earnings and dividends per common share information has been omitted because the Company is a wholly-owned subsidiary of Sprint.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part II

Item 7.    Management's Discussion and Analysis of Financial Condition
______     and Results of Operations

Recent Development - Sprint/Centel Merger
_________________________________________

           Effective March 9, 1993, Sprint consummated its merger with Centel Corporation, a telecommunications company with local exchange and cellular/wireless communications services operations (see Note 2 of "Notes to Consolidated Financial Statements" for additional information). The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $6,537,000, which reduced 1993 net income by approximately $4,135,000.

Liquidity and Capital Resources
_______________________________

           The Company requires only limited amounts of working capital due to the nature of its cash flows. Demand for telephone services is relatively stable. Stable revenues, in turn, lead to stable cash flows into the Company. In addition, the Company has some flexibility in determining construction spending. The ability to generate cash from operations is a good measure of liquidity for the Company.

           The Company's net cash provided by operating activities increased $3,978,000 during 1993 from 1992 levels. The 1993 increase is largely attributable to improved operating results, excluding the effects of the merger and integration costs and non-cash expenses (depreciation and deferred income taxes), and increased payroll related accrued liabilities. These increases in cash flows were partially offset by payments made related to the integration of Sprint and Centel.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part II

           Net cash used by investing activities increased $369,000 for 1993 in comparison to 1992. The 1993 increase in net cash used by investing activities was attributable to activity in cellular site operations. Actual expenditures for property, plant and equipment were $45,081,000 in 1993, $45,803,000 in 1992 and $41,427,000 in 1991. The
Company's planned construction expenditures for 1994 are $42,768,000 for the improvement and upgrading of facilities. It is anticipated that cash required to meet construction expenditures in 1994 will primarily be provided by operating activities as it was in 1993, 1992 and 1991.

           Net cash used in financing activities increased $3,124,000 in 1993 in comparison to 1992. The increase in 1993 is largely attributable to increased long-term debt retirements, reduced proceeds from long-term debt borrowings, and the repurchase of preferred stock, and is partially offset by an increase in advances from the parent company.

           The primary source of external financing has been through the issuance of debt. In 1993, the Company issued $15,000,000 of 5.76 percent Series Z First Mortgage Bonds maturing on June 1, 1998 and $17,000,000 of 6.89 percent Series AA First Mortgage Bonds maturing on June 1, 2008. The proceeds were used to reduce short-term advances from Sprint which had been used to redeem higher cost long-term debt and for general corporate purposes. During 1993, the Company redeemed its Series N 6.25 percent, Series O 6.625 percent, Series U 7.625 percent, and Series W 8.45 percent First Mortgage Bonds. The amount required for these redemptions totaled approximately $35,946,000, including principal of $34,490,000, accrued interest of approximately $590,000 and redemption premiums of approximately $866,000. The short-term debt outstanding during 1993 consisted of average daily advances outstanding of $9,470,000 from Sprint, while in 1992 the average daily advances outstanding were $25,708,000. The Company meets its short-term financing needs through advances from Sprint. At December 31, 1993, advances from Sprint of $9,823,000 were outstanding compared to $2,200,000 at December 31, 1992. In addition, at December 31, 1993, the Company has an unused line of credit, shared with an affiliate, of $2,000,000.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part II

           At year-end, the Company's ratio of common stockholder's equity to total capital was 56.2 percent in 1993 and 54.9 percent in 1992. The long-term debt to total capital ratio was 40.2 percent in 1993 and 43.1 percent in 1992.

Results of Operations
_____________________

           Operating revenues are classified as local service, network access, long-distance network and miscellaneous. Local service revenues result primarily from providing local telephone exchange services. Network access revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long-distance calls when this service is not provided directly by the Company. Long-distance network revenues are derived principally from providing long-distance services within designated areas. Miscellaneous revenues include revenues related to providing billing and collection services for interexchange long-distance carriers, network facilities leases, directory revenues and sales of telecommunications equipment.

           The increases in 1993 local service revenues are primarily due to access line growth resulting in a residential, business and ABC/Centrex flat rate revenue increase of $1,659,000. Also contributing to the increases were increased revenues associated with extended area service, nonregulated business and E911 emergency services, and increased sales of custom calling features.

           The increases in network access revenues are primarily the result of increased minutes-of-use generating increased revenues of $4,152,000, increased revenues from settlements of $2,828,000, increased revenues of $1,547,000 resulting from the interstate common tariff between the Company and an affiliate to allocate common line and switched access revenues, and increased revenues for operator transfer, 800 data base, line identification data base and interexchange leases. The increases are partially offset by decreases in revenues associated with National Exchange Carrier Association long-term support payments.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part II

           Miscellaneous revenues increased in 1993 primarily due to increases in revenues from nonregulated sales of structural wire of $2,486,000, large private branch exchanges of $1,058,000, data communications equipment of $558,000 and key systems of $229,000.

           The increase in 1993 customer operations expense is primarily the result of increased sales and advertising expenses of $2,004,000. Increases in business office operations, billing services and directory printing and distribution also contributed to the increase.

           Corporate operations expense increases in 1993 resulted primarily from increased costs of $1,216,000 associated with extended area service, corporate advertising of $499,000, administrative costs of $498,000, and increased other departmental costs.

           In addition to the increases discussed above, plant expense, customer operations expense and corporate operations expense also increased as a result of higher postretirement benefits costs due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The incremental cost associated with this change in accounting principle was approximately $4,010,000.

           Nonrecurring merger, integration and restructuring costs, recognized in 1993, were $6,537,000. Included in this amount is $1,686,000 for workforce reduction as part of an ongoing plan to reduce the Company's labor costs.

           The increase in other operating expenses in 1993 is the result of the increased cost of equipment sales of $3,707,000, due to higher sales volumes.

           The increase in interest on long-term debt in 1993 results from timing differences related to the retirement and refinancing of first mortgage bonds. These timing differences in 1992 were maintained by additional short-term debt, resulting in less interest being paid for long-term debt. The decrease in other interest in 1993 is the result of lower average balances in short-term debt.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part II


Effects of Inflation
__________________

           The effects of inflation on the operations of the Company were not significant during 1993, 1992 or 1991.

Recent Accounting Developments
______________________________

           Effective January 1, 1994, the Company will adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 1 of "Notes to Consolidated Financial Statements" for additional information).

           Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.

                  The United Telephone Company of Pennsylvania
                              Form 10-K/Part II

Item 8.    Consolidated Financial Statements and Supplementary Data
______
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                __________________________________________

                                                       Page Reference
                                                       ______________

Report of Independent Auditors                              II-8

Consolidated Balance Sheets at December 31, 1993         II-9 - II-10
  and 1992

Consolidated Statements of Income for each of the three
  years ended December 31, 1993                             II-11

Consolidated Statements of Retained Earnings for each       II-12
  of the three years ended December 31, 1993

Consolidated Statements of Cash Flows for each of the
  three years ended December 31, 1993                       II-13

Notes to Consolidated Financial Statements              II-14 - II-28

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                           1993 FORM 10-K/PART II
                       REPORT OF INDEPENDENT AUDITORS
                       ______________________________

Board of Directors and Stockholders
The United Telephone Company of Pennsylvania

           We have audited the accompanying consolidated balance sheets of The United Telephone Company of Pennsylvania, a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The United Telephone Company of Pennsylvania at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          As discussed in Note 1 to the consolidated financial statements, the United Telephone Company of Pennsylvania changed its method of accounting for postretirement benefits in 1993.

                                              ERNST & YOUNG
Kansas City, Missouri
January 21, 1994

                   THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

          ASSETS
                                                      December 31,
                                                     1993     1992
                                                     ____     ____
CURRENT ASSETS
  Cash                                           $    130  $    357
  Receivables
    Customer and other, net of allowance
      for doubtful accounts of $850
      ($380 in 1992)                               19,772    16,927
    Unbilled toll revenue                           5,672     5,543
    Interexchange carriers                          7,346     5,777
    Affiliated companies                            2,912     2,923
  Inventories                                       5,361     4,077
  Prepayments                                       1,428     1,277
  Deferred income taxes                             3,699     2,467
                                                 ________  ________
                                                   46,320    39,348

PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                               35,785    33,455
  Telephone network equipment and
    outside plant                                 482,923   463,124
  Other                                            60,179    58,134
  Construction in progress                          4,077     4,898
                                                 ________  ________
                                                  582,964   559,611

  Less accumulated depreciation                   257,033   237,772
                                                 ________  ________
                                                  325,931   321,839

DEFERRED CHARGES AND OTHER ASSETS                  23,268    15,858

                                                 ________  ________
                                                 $395,519  $377,045
                                                 ========  ========

              See Notes to Consolidated Financial Statements.

                THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              (In Thousands)

             LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         December 31,
                                                       1993       1992
                                                       ____       ____
CURRENT LIABILITIES
  Outstanding checks in excess of
    cash balances                                   $  2,741  $  1,868
  Current maturities of long-term debt                 3,281     2,282
  Advances from parent company                         9,823     2,200
  Accounts payable:
    Interexchange carriers                             6,485     6,599
    Affiliated companies                               2,975     2,975
    Other                                              6,288     6,693
  Advance billings                                     3,475     2,833
  Accrued merger, integration and
    restructuring costs                                2,913         -
  Accrued taxes                                        3,207     2,267
  Accrued vacation pay                                 4,262     4,146
  Other                                                6,135     5,324
                                                    ________  ________
                                                      51,585    37,187

LONG-TERM DEBT                                       106,521   111,794

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                               54,536    54,133
  Deferred investment tax credits                      4,617     6,275
  Regulatory liability                                16,336    16,103
  Other                                                8,389     3,152
                                                    ________  ________
                                                      83,878    79,663
COMMITMENTS

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
  Preferred stock, authorized and issued -
    30,000 shares, Series A 4 1/2%,
    par value $100 per share                           3,000     3,000
  Treasury stock, 30,000 preferred shares,
    at par value                                      (3,000)        -
  Common stock, authorized, issued and
    outstanding - 877,990 shares,
    par value $50 per share                           43,899    43,899
  Capital in excess of par value                       6,658     6,658
  Retained earnings                                  102,978    94,844
                                                    ________  ________
                                                     153,535   148,401
                                                    ________  ________
                                                    $395,519  $377,045
                                                    ========  ========
              See Notes to Consolidated Financial Statements.

                THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                    CONSOLIDATED STATEMENTS OF INCOME
                             (In Thousands)

                                          Years Ended December 31,
                                       1993       1992        1991
OPERATING REVENUES                     ____       ____        ____
  Local service                     $ 71,874   $ 66,765    $ 62,715
  Network access service              79,154     71,205      65,152
  Long-distance network service       45,198     45,298      44,385
  Miscellaneous                       27,182     22,402      19,831
                                    ________   ________    _________
                                     223,408    205,670     192,083
OPERATING EXPENSES
  Plant expense                       68,578     67,392      66,719
  Depreciation                        40,627     39,072      34,112
  Customer operations                 25,298     22,120      18,343
  Corporate operations                26,750     23,365      19,405
  Merger, integration
    and restructuring costs            6,537          -           -
  Other operating expenses             9,288      5,271       2,839
  Taxes:
    Federal income:
      Current                         10,590      9,371      10,384
      Deferred                          (405)     1,192         969
      Deferred investment tax credits (1,659)    (1,803)     (1,706)
    State, local and miscellaneous    10,709     10,320      10,017
                                    ________   ________    ________
                                     196,313    176,300     161,082

OPERATING INCOME                      27,095     29,370      31,001
INTEREST CHARGES
  Interest on long-term debt           8,225      7,179       7,431
  Other interest                         626      1,245       1,088
                                    ________   ________    ________
                                       8,851      8,424       8,519
OTHER INCOME
  Interest charged to construction        91         44          61
  Other, net                             142        871          60
                                    ________   ________    ________
                                         233        915         121
                                    ________   ________    ________
INCOME BEFORE EXTRAORDINARY ITEM 18,477 21,861 22,603 EXTRAORDINARY LOSSES ON EARLY
  EXTINQUISHMENTS OF DEBT, NET          (501)      (509)          -
                                    ________   ________    ________
NET INCOME                          $ 17,976   $ 21,352    $ 22,603
                                    ========   ========    ========
              See Notes to Consolidated Financial Statements.

               THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                               (In Thousands)


                                    Years Ended December 31,
                                 1993       1992        1991
                                 ____       ____        ____

Balance at beginning of year  $ 94,844   $ 84,163    $ 76,972

Net income                      17,976     21,352      22,603

Cash dividends:
  Preferred stock                 (135)      (135)       (135)
  Common stock                  (9,617)   (10,536)    (15,277)
Preferred stock repurchase
  premium                          (90)         -           -
                              ________   ________    ________
Balance at end of year        $102,978   $ 94,844    $ 84,163
                              ========   ========    ========


              See Notes to Consolidated Financial Statements.

                 THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                   Years Ended December 31,
                                                  1993      1992       1991
                                                  ____      ____       ____
OPERATING ACTIVITIES
  Net income                                   $ 17,976   $ 21,352   $ 22,603
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                               40,627     39,072     34,112
      Extraordinary losses on early
        extinguishments of debt                     866        879          -
      Deferred income taxes and investment
        tax credits                              (4,039)    (2,323)    (2,587)
      Changes in operating assets and liabilities:
        Receivables, net                         (4,532)    (1,194)    (3,165)
        Inventories                              (1,284)        11        490
        Other current assets                       (151)      (129)      (507)
        Accounts payable                            996      1,642       (111)
        Accrued expenses and other current
          liabilities                             4,780     (5,078)     2,501
        Noncurrent assets and liabilities, net    1,944     (1,571)    (1,808)
      Other, net                                    221        765          -
                                               ________   ________   ________
    NET CASH PROVIDED BY OPERATING ACTIVITIES    57,404     53,426     51,528

INVESTING ACTIVITIES
  Capital expenditures                          (45,081)   (45,803)   (41,427)
  Other, net                                     (2,332)    (1,301)    (1,393)
  Net salvage from plant and equipment retired      362        422       (199)
                                               ________   ________   ________
    NET CASH USED BY INVESTING ACTIVITIES       (47,051)   (46,682)   (43,019)
FINANCING ACTIVITIES
  Proceeds from long-term borrowings             32,000     54,248          -
  Retirements of long-term debt                 (37,140)   (31,233)    (3,516)
  Increase (decrease) in advances
    from parent company                           7,623    (19,800)    10,500
  Preferred stock repurchase                     (3,090)         -          -
  Dividends paid                                 (9,752)   (10,671)   (15,412)
  Other                                            (221)         -          -
                                               ________   ________   ________
    NET CASH USED BY FINANCING ACTIVITIES       (10,580)    (7,456)    (8,428)
                                               ________   ________   ________
INCREASE (DECREASE) IN CASH                        (227)      (712)        81
CASH AT BEGINNING OF YEAR                           357      1,069        988
                                               ________   ________   ________
CASH AT END OF YEAR                            $    130   $    357   $  1,069
                                               ========   ========   ========

              See Notes to Consolidated Financial Statements.

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993


1.   ACCOUNTING POLICIES

     The United Telephone Company of Pennsylvania is engaged in the business of providing communications services, principally local, network access and long distance services in Pennsylvania. The principal industries in its service area include manufacturing, commercial, agriculture and education.

Basis of Presentation
_____________________

     The accompanying consolidated financial statements include the accounts of The United Telephone Company of Pennsylvania and its wholly-owned subsidiaries, United Telephone Long Distance, Inc. (UTLD) and Joint Underground Locating Services, Inc. (JULS), collectively referred to as the "Company". All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

     The Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which requires the accounting recognition of the rate actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

     Certain amounts in the accompanying consolidated financial statements for 1992 and 1991 have been reclassified to conform to the presentation of amounts in the 1993 consolidated financial statements. These reclassifications had no effect on net income in either year.

Inventories
___________

     Inventories consist of materials and supplies, stated at average cost, and equipment held for resale, stated at the lower of average cost or market. The sales inventory balances were $1,635,000 and $1,629,000 at December 31, 1993 and 1992, respectively.

Property, Plant and Equipment
_____________________________

     Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

1.   ACCOUNTING POLICIES (continued)

Depreciation
____________

     Depreciation expense is generally computed on a straight-line basis. Depreciation rate changes granted by Pennsylvania Public Utility Commission (PUC) resulted in additional depreciation expense in 1992 of $3,601,000. Average annual composite depreciation rates were 7.2 percent for 1993 and 1992 and 6.5 percent for 1991.

Income Taxes
____________

     Operations of the Company are included in the consolidated federal income tax returns of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

     Effective January 1, 1992, the Company changed its method of accounting for income taxes by adopting SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Under the provisions of SFAS No. 109, the Company adjusted existing deferred income tax amounts, using current tax rates, for the estimated future tax effects attributable to temporary differences between the tax bases of the Company's assets and liabilities and their reported amounts in the financial statements. The Company's principal temporary difference results from using different depreciable lives and methods with respect to its property, plant and equipment for tax and financial reporting purposes.

     As a result of corporate income tax rate reductions in prior years and the previous income tax accounting standards which did not permit accumulated deferred income tax amounts to be adjusted for subsequent tax rate changes, adoption of SFAS No. 109 resulted in a decrease in the amount of deferred income tax liabilities recorded. However, because this decrease will accrue to the benefit of the Company's customers through future telephone rates established by the Company's regulators, this decrease in deferred income tax liabilities has been reflected as a regulatory liability in the Company's financial statements. Additionally, deferred income taxes were not provided in prior years in those instances where the Company's regulators did not recognize such deferred income taxes for ratemaking purposes. Upon adoption of SFAS No. 109, the Company recognized deferred income tax liabilities for those temporary differences for which deferred income taxes had not previously been provided. Corresponding regulatory assets were also recorded by the Company to reflect the anticipated recovery of

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

1.   ACCOUNTING POLICIES (continued)

Income Taxes (continued)
________________________

such taxes in future telephone rates based on actions of the Company's regulators.

     Accordingly, the adoption of SFAS No. 109 had no significant effect upon the Company's 1992 net income. As allowed by SFAS No. 109, prior years' consolidated financial statements were not restated.

     During 1991, in accordance with Accounting Principles Board Opinion
(APB) No. 11, deferred income taxes were provided for all differences in timing of reporting income and expenses for financial statement and income tax purposes, except for items that were not allowable by the Federal Communications Commission (FCC) or the PUC as an expense for rate-making purposes.

     Investment tax credits (ITC) are deferred and amortized over the useful life of the related property. The Tax Reform Act of 1986 effectively eliminated ITC after December 31, 1985.

Postretirement Benefits
_______________________

     Effective January 1, 1993, the Company changed its method of accounting for postretirement benefits (principally health care benefits) provided to certain retirees by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of the expected cost of providing postretirement benefits to employees and their dependents or beneficiaries during the years employees earn the benefits. As permitted by SFAS No. 106, the Company elected to recognize the obligation for postretirement benefits already earned by its current retirees and active work force as of January 1, 1993 by amortizing such obligation on a straight-line basis over a period of twenty years.

     During 1992 and 1991, the Company expensed postretirement benefits as such costs were paid.

Postemployment Benefits
_______________________

     Effective January 1, 1994, the Company will adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under the new standard, the Company is required to recognize certain previously unrecorded obligations for benefits provided to former or inactive employees and their dependents, after employment but before retirement. Postemployment benefits offered by the Company include severance,

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

1.   ACCOUNTING POLICIES (continued)

Postemployment Benefits (continued)
_______________________

workers' compensation and disability benefits, including the continuation of other benefits such as health care and life insurance coverage. As required by the standard, the Company will recognize its obligations for postemployment benefits through a cumulative adjustment in the consolidated income statement. The resulting nonrecurring, non-cash charge will not significantly impact the Company's 1994 net income. Adoption of this standard is not expected to significantly impact future operating expenses.

Interest Charged to Construction
________________________________

     In accordance with the Uniform System of Accounts, as prescribed by the FCC, interest is capitalized only on those telephone plant construction projects for which the estimated construction period exceeds one year.

2.   MERGER, INTEGRATION AND RESTRUCTURING COSTS

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock.

     The operations of the merged companies are being integrated and restructured to achieve efficiencies which are expected to yield significant operational synergies and cost savings. The transaction costs associated with the merger and the estimated expenses of integrating and restructuring the operations of the two companies resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $6,537,000, which reduced 1993 net income by approximately $4,135,000.

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

3.   EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan
____________________________

     Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

     The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1993, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

     The components of the net pension credits and related assumptions are as follows (in thousands):

                                          1993        1992        1991
                                          ____        ____        ____
Service cost -- benefits earned
  during the period                      $2,083    $ 1,906     $ 2,007
Interest cost on projected
  benefit obligation                      6,025      5,803       5,586
Actual return on plan assets            (16,351)    (6,162)    (26,134)
Net amortization and deferral             4,805     (3,483)     17,077
                                        _______    _______     _______
Net pension credit                      $(3,438)   $(1,936)    $(1,464)
                                        =======    =======     =======

Discount rate                              8.00%     8.50%        8.50%
Expected long-term rate of return
  on plan assets                           9.50%     8.25%        8.25%
Anticipated composite rate of
  future increases in compensation         5.50%     6.33%        7.02%

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

3.   EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Pension Plan (continued)
________________________________________

     The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows (in thousands):

                                               1993              1992
                                               ____              ____

Actuarial present value of pension
  benefit obligations

Vested benefit obligation                     $(75,058)       $(64,732)
                                              ========        ========
Accumulated benefit obligation                $(84,195)       $(71,209)
                                              ========        ========
Projected benefit obligation                  $(90,770)       $(77,673)
Plan assets at fair value                      134,821         122,548
                                              ________        ________
Plan assets in excess of the
  projected benefit obligation                  44,051          44,875
Unrecognized net gains                         (27,535)        (24,909)
Unrecognized prior service cost                   (882)         (6,753)
Unamortized portion of transition asset         (9,157)        (10,174)
                                              ________        ________
Prepaid pension cost                          $  6,477        $  3,039
                                              ========        ========

     The projected benefit obligations as of December 31, 1993 and 1992 were determined using a discount rate of 7.50% for 1993 and 8.00% for 1992, and anticipated composite rates of future increases in compensation of 4.50% for 1993 and 5.50% for 1992.

Defined Contribution Plans
__________________________

     Sprint sponsors two defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions equal to 50 percent of participants' contributions up to 6 percent of their base compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

3.   EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Pension Plan (continued)
________________________________________

Sprint's common stock price in comparison to other telecommunications companies. The Company's contributions to the plans aggregated
$1,670,000, $1,182,000 and $1,215,000 in 1993, 1992 and 1991,
respectively.

Postretirement Benefits
_______________________

     The Company provides other postretirement benefits (principally health care benefits) to certain retirees. Substantially all employees who retired from the Company before January 1, 1991 became eligible for these postretirement benefits at reduced cost to the retirees. Employees retiring after such date, who meet specified age and years of service requirements, are eligible for these benefits on a shared cost basis, with the Company's portion of the cost determined by the retirees' years of credited service at retirement. The Company funds the accrued costs as benefits are paid.

     For regulatory purposes, the FCC permits recognition of net postretirement benefits costs, including amortization of the transition obligation, in accordance with SFAS No. 106.

     The components of the 1993 net postretirement benefits cost are as follows (in thousands):

        Service cost -- benefits earned during the period $ 599 Interest on accumulated postretirement benefits
          obligation                                          2,488
        Amortization of transition obligation                 1,593
                                                             ______

        Net postretirement benefits cost                     $4,680
                                                             ======

     For measurement purposes, an annual health care cost trend rate of 13 percent was assumed for 1993, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent annual increase in the assumed trend rate would have increased the 1993 net postretirement benefits cost by approximately $707,000. The weighted average discount rate for 1993 was 8 percent.

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

3.   EMPLOYEE BENEFIT PLANS (continued)

Postretirement benefits (continued)
__________________________________

The amount recognized in the consolidated balance sheet as of December 31, 1993 is as follows (in thousands):

       Accumulated postretirement benefits obligation
        Retirees                                          $ 13,280
        Active plan participants -- fully eligible           7,554
        Active plan participants -- other                    9,014
                                                          ________
                                                            29,848
       Unrecognized net gains                                3,846
       Unrecognized transition obligation                  (30,265)
                                                          ________
       Accrued postretirement benefits cost               $  3,429
                                                          ========

     The accumulated benefits obligation as of December 31, 1993 was determined using a discount rate of 7.5 percent. An annual health care cost trend rate of 12 percent was assumed for 1994, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent annual increase in the assumed health care cost trend rate would have increased the accumulated benefits obligations as of December 31, 1993 by approximately $4,029,000.

     The cost of providing health care benefits to retirees was $958,000 and $1,104,000 in 1992 and 1991, respectively.

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

4.   INCOME TAXES

     The components of federal and state income tax expense are as follows (in thousands):

                                            1993      1992      1991
                                            ____      ____      ____
Federal income taxes
  Current                                 $10,590   $ 9,371   $10,384
  Deferred                                   (405)    1,192       969
  Amortization of deferred ITC             (1,659)   (1,803)   (1,706)
                                          _______   _______   _______
                                            8,526     8,760     9,647
State income taxes
  Current                                   4,285     3,921     4,230
  Deferred                                 (1,975)   (1,712)   (1,850)
                                          _______   _______   _______
                                            2,310     2,209     2,380
                                          _______   _______   _______
Total income tax expense                  $10,836   $10,969   $12,027
                                          =======   =======   =======

     In 1993 and 1992, income tax benefits of $365,000 and $370,000, respectively, associated with the extraordinary losses incurred related to the early extinguishments of debt were reflected as reductions of such losses in the consolidated statements of income.

     The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991 are as follows (in thousands):

                                            1993      1992      1991
                                            ____      ____      ____
Federal income tax at the statutory rate  $10,260   $11,162   $11,774
Less amortization of deferred ITC           1,659     1,803     1,706
                                          _______   _______   _______
Expected federal income tax provision
 after amortization of deferred ITC         8,601     9,359    10,068
Effect of
  Differences required to be flowed through
   by regulatory commissions                  692       709       623
  Reversal of rate differentials             (863)     (986)   (1,036)
  State income tax, net of federal income
   tax effect                               1,501     1,458     1,571
  Other, net                                  905       429       801
                                          _______   _______   _______
Income tax expense, including ITC         $10,836   $10,969   $12,027
                                          =======   =======   =======
Effective income tax rate                    37.0%     33.4%     34.7%
                                          =======   =======   =======

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

4.   INCOME TAXES (continued)

     During 1993 and 1992, in accordance with SFAS No. 109, deferred income taxes were provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, along with the income tax effect of each, are as follows (in thousands):
                                      1993                   1992
                             ____________________   ___________________
                             Deferred Income Tax    Deferred Income Tax
                             ____________________   ___________________
                             Assets   Liabilities    Assets  Liabilities
                             ______   ___________   _______  ___________
Property, plant and
  equipment                            $56,412                $54,673
Allowance for
  doubtful accounts         $   72                  $  101
Expense accruals             3,139                   1,883
Deferred revenue               219                     206
Other, net                     269      (1,876)        277       (540)
                            ______     _______      ______    _______
                            $3,699     $54,536      $2,467    $54,133
                            ======     =======      ======    =======

     On August 10, 1993, the Revenue Reconciliation Act of 1993 (the
Act) was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to the beginning of the year. Pursuant to SFAS No. 71, the resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate have generally been reflected as reductions to the related regulatory liabilities.

     During 1991, in accordance with APB No. 11, deferred income tax provisions resulted from the differences in the timing of recognizing certain revenues and expenses for financial statement and income tax purposes. The sources of the differences, along with the income tax effect of each, were as follows (in thousands):


      Excess of tax depreciation and cost of
        removal over book depreciation                 $   688
      Revenue billed but not recognized for
        accounting purposes                                (75)
      Other                                             (1,494)
                                                       _______
                                                       $  (881)
                                                       =======

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

5.   LONG-TERM DEBT AND EXTRAORDINARY LOSSES ON EXTINGUISHMENTS

     Long-term debt as of December 31, excluding current maturities, is as follows (in thousands):

                                             1993                1992
                                             ____                ____
                                                 Weighted
                                                  Average
                                      Amount   Interest Rate   Amount
                                      ______   _____________   ______

First mortgage bonds,
  maturities 1995 to 2008            $106,119     7.24%      $111,270
REA mortgage notes,
  maturities 1995 to 2009                 402     2.00%           457
Other notes                                 -        -             67
                                     ________                ________
                                     $106,521                $111,794
                                     ========                ========

     Long-term debt to be retired during the next five years is summarized below (in thousands):

               Year                Amount
               ____                ______

               1994              $ 3,281
               1995                3,860
               1996                1,373
               1997                1,374
               1998               16,372

     The first mortgage bonds and notes are secured by substantially all of the Company's property, plant and equipment.

     Under the most restricted terms of the Company's first mortgage bond indentures, $1,736,000 of retained earnings were restricted from payment of dividends at December 31, 1993.

     As of December 31, 1993, the Company had a bank line of credit shared with an affiliate, totaling $2,000,000; this line of credit, which is renewable in June, 1994, is compensated under fee arrangements. The line of credit may be withdrawn by the bank if there is a material adverse change in the financial condition of the Company or the affiliate. At December 31, 1993, there were no borrowings outstanding under the arrangement.

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

5.   LONG-TERM DEBT AND EXTRAORDINARY LOSSES ON EXTINGUISHMENTS
     (continued)

     During 1993, the Company redeemed prior to scheduled maturities $34,490,000 of first mortgage bonds with interest rates ranging from
6.25 percent to 8.45 percent. During 1992, the Company redeemed, prior to scheduled maturities, $25,633,000 of first mortgage bonds with interest rates ranging from 9.375 percent to 11.25 percent. The prepayment penalties incurred in connection with the early extinguishments of debt and the write-off of related debt issuance costs, net of the related income tax benefits, are reflected as extraordinary losses in the 1993 and 1992 consolidated statements of income.

6.   PREFERRED STOCK

     On September 1, 1993, all outstanding shares of the Company's Series A, 4 1/2 percent cumulative preferred stock was called for redemption. Pursuant to the terms of such stocks, all shares were repurchased on or after December 1, 1993 at a price of $103 per share. The repurchased shares of preferred stock are held in treasury as of December 31, 1993.

7.   COMMITMENTS

     Gross rental expense aggregated $3,390,000 in 1993, $3,131,000 in 1992 and $2,741,000 in 1991.

     The Company's planned capital expenditures for the year ending December 31, 1994 are approximately $42,768,000. Normal purchase commitments have been or will be made for these planned expenditures.

8.   RELATED PARTY TRANSACTIONS

     The Company purchases telecommunications equipment, construction and maintenance equipment, and materials and supplies from its affiliate, North Supply Company. Total purchases for 1993, 1992, and 1991 were $14,940,000, $16,844,000 and $13,765,000, respectively.

     Under an agreement with Sprint, the Company reimburses Sprint for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. A credit resulting from deferred income taxes on intercompany profits is also allocated by Sprint to affiliated companies. Total charges to the

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

8.   RELATED PARTY TRANSACTIONS (continued)

Company aggregated $17,874,000, $16,932,000 and $14,411,000 in 1993,
1992 and 1991, respectively, and the credit relating to deferred income taxes was $150,000, $164,000 and $191,000 in 1993, 1992 and 1991,
respectively. Included in these charges are amounts reimbursed by an affiliated company aggregating approximately $2,426,000 in 1993 $2,865,000 in 1992 and $2,967,000 in 1991 for data processing services incurred by the Company for the benefit of the affiliate. The
Company enters into cash borrowing transactions with Sprint; generally, interest on such transactions is computed based on the prior month's thirty-day average commercial paper index, as published in the Federal Reserve Statistical Release H.15, plus forty-five basis points. Interest expense on such advances from Sprint was $345,000, $1,094,000 and $849,000 in 1993, 1992 and 1991, respectively.

     Sprint Publishing & Advertising, an affiliate, pays the Company a fee for the right to publish telephone directories in the Company's operating territory, a listing fee, and a fee for billing and collection services performed for Sprint Publishing & Advertising by the Company. For 1993, 1992 and 1991, Sprint Publishing & Advertising paid the Company a total of $4,764,000, $4,622,000 and $4,541,000, respectively.
The Company paid Sprint Publishing & Advertising $737,000,
$615,000 and $607,000 in 1993, 1992 and 1991, respectively, for its costs of publishing the white page portion of the directories.

     The Company provides various services to Sprint's long distance communications services division, such as network access, operator and billing and collection services, and the lease of network facilities. The Company received $5,002,000, $4,534,000 and $3,546,000 in 1993, 1992 and 1991, respectively, for these services. The Company paid Sprint's long distance communications services division $1,775,000, $1,559,000 and $1,656,000 in 1993, 1992 and 1991, respectively, for interexchange telecommunications services.

     The Company is reimbursed by an affiliated company for certain salaries and other costs which are incurred by the Company for the benefit of the affiliate. Similarly, the Company reimburses the affiliate for certain costs incurred by the affiliate for the Company's benefit. These reimbursements represent the cost of such items as determined by the Company and its affiliates. Such reimbursable charges, net of amounts reimbursed by the Company, totaled $22,309,000, $21,548,000 and $17,809,000 in 1993, 1992 and 1991, respectively.

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

8.   RELATED PARTY TRANSACTIONS (continued)

     The Company and an affiliated company file a common interstate access tariff with the FCC. As a result, the Company participates in a pooling arrangement with its affiliate whereby each company recognizes interstate access revenues based upon a common rate of return. Under this arrangement, the Company recognized total interstate access revenues of $39,872,000, $36,970,000 and $32,454,000 in 1993, 1992 and
1991, respectively.

9.   ADDITIONAL FINANCIAL INFORMATION

Financial Instruments Information
_________________________________

     The Company's financial instruments consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1993 and 1992 of $109,802,000 and $114,076,000, respectively, and estimated fair values of $117,366,000 and $115,701,000, respectively. The fair values are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues.

     The carrying values of the Company's other financial instruments (principally short-term borrowings) approximate fair value as of December 31, 1993 and 1992.

Supplemental Cash Flows Information
___________________________________

     The supplemental disclosures required for the consolidated statements of cash flows for the years ended December 31, are as follows (in thousands):

                                     1993       1992       1991
                                     ____       ____       ____
Cash paid for
  Interest, net of amounts
    capitalized                     $ 8,981    $ 8,768   $ 8,216
  Income taxes                      $13,413    $14,633   $14,368

                  THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

9.   ADDITIONAL FINANCIAL INFORMATION (continued)

Major Customer Information
__________________________

     Operating revenues from American Telephone & Telegraph resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $33,122,000, $33,579,000 and $32,715,000 for 1993, 1992 and 1991, respectively.

10.   SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED
      (in thousands)

                                      1993 Quarters Ended
                        _______________________________________________
                        March 31   June 30   September 30   December 31
                        _______    _______   ____________   ___________

Operating revenues      $52,916    $51,875      $55,025       $63,592
Operating income          3,916      7,460        7,552         8,167
Income before
  extraordinary item      1,640      5,231        5,374         6,232
Net income                1,640      4,730        5,374         6,232


                                      1992 Quarters Ended
                        _______________________________________________
                        March 31   June 30   September 30   December 31
                        _______    _______   ____________   ___________

Operating revenues      $50,089    $49,867      $51,690       $54,024
Operating income          7,513      8,237        8,448         5,172
Income before
  extraordinary item      5,288      6,046        6,470         4,057
Net income                5,288      6,046        5,961         4,057

     In the first quarter of 1993, the Company recorded estimated merger and integration costs of $6,100,000 as a result of the Sprint/Centel Merger, which reduced net income by approximately $3,651,000. In the fourth quarter of 1992, the Company recorded additional depreciation expense of $4,300,000 as a result of the technical depreciation rate filing.

                 The United Telephone Company of Pennsylvania
                             Form 10-K/Part II


Item 9.    Changes in and Disagreements with Accountants on Accounting
______     and Financial Disclosure

           None

                 The United Telephone Company of Pennsylvania
                          Form 10-K/Part Part III

Item 10.   Directors and Executive Officers of the Registrant
_______

           Omitted under the provisions of General Instruction J.


Item 11.   Executive Compensation
_______
           Omitted under the provisions of General Instruction J.

Item 12.   Security Ownership of Certain Beneficial Owners and
_______    Management

           Omitted under the provisions of General Instruction J.

Item 13.   Certain Relationships and Related Transactions
_______
           Omitted under the provisions of General Instruction J.































                                   III-1

                 The United Telephone Company of Pennsylvania
                            Form 10-K/Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
_______    8-K.

      (a) 1. The consolidated financial statements of the Company filed as a part of this report are listed in the Index to Consolidated Financial Statements on page II-7.
           2. The consolidated financial statement schedules of the Company filed as a part of this report are listed in the Index to Consolidated Financial Statement Schedules on page IV-2.
      (b) The Registrant was not required to file a report on Form 8-K during the last quarter of 1993.

      (c)  Exhibits required by Item 601 of Regulation S-K:
           Exhibit No.
           __________
            (3)  (a)  Restated Articles of Incorporation (filed on
                      Exhibit 3-A to Registration Statement No.
                      2-45758 and incorporated herein by reference).
                 (b) Bylaws (filed as Exhibit 3-B to 1989 Form 10-K and incorporated herein by reference).
                 (c)  Bylaws, as amended February 25, 1993 (filed as
                      Exhibit 3-C to 1993 Form 10-K).
            (4)  (a)  Indenture dated January 1, 1951 and Supplemental
                      Indentures First through Eighteenth (filed as Exhibits 4-A through 4-R to Registration Statement No. 2-45758 and Exhibit 4-A to Registration Statement No. 2-52319 and incorporated herein by reference).
                 (b)  Nineteenth Supplemental Indenture (filed as
                      Exhibit 4-B to 1981 Form 10-K and incorporated herein by reference).
                 (c) Twentieth Supplemental Indenture (filed as Exhibit 4-B to 1987 Form 10-K and incorporated herein by reference).
                 (d)  Twenty-first Supplemental Indenture (filed as
                      Exhibit 4-D to 1992 Form 10K and incorporated herein by reference).
                 (e) Twenty-second Supplemental Indenture dated as of June 1, 1993 (filed as Exhibit 4-E to 1993 Form
                      10K).

                 The United Telephone Company of Pennsylvania
                            Form 10-K/Part IV

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                               (Item 14(a) 2.)
________________________________________________________________________
                                                         Page Reference
                                                         ______________
Schedules for each of the three years ended December 31, 1993:


Schedule V    - Property, Plant and Equipment-Consolidated   IV-3-IV-5

Schedule VI   - Accumulated Depreciation-Consolidated        IV-6-IV-8

Schedule VIII - Valuation and Qualifying Accounts-Consolidated  IV-9

Schedule X    - Supplementary Income Information-Consolidated   IV-10



All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                   THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA

             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONSOLIDATED

                         Year Ended December 31, 1993
                                (In Thousands)



                             Balance at  Constructed
                             Beginning    Additions    Retirements  Balance at
                              of Year      at Cost      or Sales   End of Year
                             _________    ___________  ___________ ___________
Land and buildings            $ 33,455      $ 2,749      $   419    $ 35,785
Other general support assets    40,598        5,114        2,355      43,357
Central office assets          196,741       18,957       12,351     203,347
Information origination/
    termination assets          11,572        1,915        3,031      10,456
Cable and wire facilities
    assets                     266,383       16,733        3,540     279,576
Amortizable assets               3,576           80           26       3,630
Telephone plant under
    construction                 4,898         (821)           -       4,077
Non-operating plant              2,388          354            6       2,736
                              ________      _______      _______    ________

                              $559,611      $45,081      $21,728    $582,964
                              ========      =======      =======    ========

Depreciation expense is computed on a straight-line basis. The average annual composite depreciation rate for the Company in 1993 was 7.2%.

                   THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA

             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONSOLIDATED

                         Year Ended December 31, 1992
                                (In Thousands)



                             Balance at   Constructed
                             Beginning    Additions   Retirements  Balance at
                              of Year      at Cost      or Sales   End of Year
                             _________    ___________  ___________ ___________
Land and buildings            $ 32,583      $ 1,235      $   363    $ 33,455
Other general support assets    39,210        5,055        3,667      40,598
Central office assets          192,474       20,049       15,782     196,741
Information origination/
    termination assets          12,660        2,146        3,234      11,572
Cable and wire facilities
    assets                     252,757       17,969        4,343     266,383
Amortizable assets               3,680          235          339       3,576
Telephone plant under
    construction                 6,046       (1,148)           -       4,898
Property held for future use        37          (37)           -           -
Non-operating plant              3,237          299        1,148       2,388
                              ________      _______      _______    ________

                              $542,684      $45,803      $28,876    $559,611
                              ========      =======      =======    ========

Depreciation expense is computed on a straight-line basis. The average annual composite depreciation rate for the Company in 1992 was 7.2%.

                   THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA

             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT - CONSOLIDATED

                         Year Ended December 31, 1991
                                (In Thousands)



                             Balance at  Constructed
                             Beginning    Additions   Retirements   Balance at
                              of Year      at Cost     or Sales    End of Year
                             _________   ___________  ___________  ___________
Land and buildings            $ 31,321      $ 1,421      $   159      $ 32,583
Other general support assets    36,229        4,853        1,872        39,210
Central office assets          184,989       17,397        9,912       192,474
Information origination/
     termination assets         41,170        1,330       29,840        12,660
Cable and wire facilities
     assets                    239,305       16,490        3,038       252,757
Amortizable assets               3,808            8          136         3,680
Telephone plant under
     construction                6,157         (111)           -         6,046
Property held for future use         -           37            -            37
Non-operating plant              3,235            2            -         3,237
                              ________      _______      _______      ________

                              $546,214      $41,427      $44,957      $542,684
                              ========      =======      =======      ========



Depreciation expense is computed on a straight-line basis. The average annual composite depreciation rate for the Company in 1991 was 6.5%.

                    THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA

                 SCHEDULE VI - ACCUMULATED DEPRECIATION ON PROPERTY,
                         PLANT AND EQUIPMENT - CONSOLIDATED

                           Year Ended December 31, 1993
                                 (In Thousands)



                       Balance at  Charged
                       Beginning   to Depr.                Net     Balance at
                        of Year    Expense   Retirements  Salvage  End of Year
                       _________   _______   ___________  _______  ___________
Land and buildings      $  7,474   $ 1,284    $   419      $(231)   $  8,108
Other general support
   assets                 16,362     4,324      2,355        339      18,670
Central office assets     82,683    18,375     12,351        569      89,276
Information origination/
   termination assets      9,722     1,058      3,031        130       7,879
Cable and wire facilities
   assets                119,889    14,778      3,540       (537)    130,590
Amortizable assets         2,494       793         26          -       3,261
Non-operating plant         (852)       15          6         92        (751)
                        ________   _______     _______     ______   ________

                        $237,772   $40,627    $21,728      $ 362    $257,033
                        ========   =======    =======      ======   ========

                    THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA

                 SCHEDULE VI - ACCUMULATED DEPRECIATION ON PROPERTY,
                         PLANT AND EQUIPMENT - CONSOLIDATED

                           Year Ended December 31, 1992
                                 (In Thousands)



                        Balance at  Charged
                        Beginning   to Depr.                Net     Balance at
                         of Year    Expense  Retirements  Salvage  End of Year
                        _________   _______  ___________  _______  __________
Land and buildings      $  6,761    $ 1,218    $   350     $(155)   $  7,474
Other general support
   assets                 15,624      4,025      3,667       380      16,362
Central office assets     80,024     18,135     15,782       306      82,683
Information origination/
   termination assets     11,773      1,007      3,234       176       9,722
Cable and wire facilities
   assets                110,691     13,990      4,343      (449)    119,889
Amortizable assets         2,142        691        339         -       2,494
Non-operating plant          126          6      1,148       164        (852)
                        ________    _______    _______     _____    ________
                        $227,141    $39,072    $28,863(1)  $ 422    $237,772
                        ========    =======    =======     =====    ========


(1)Reconciliation of retirements included in Schedule V - Property, Plant and Equipment - Consolidated:
          Amount charged to reserve               $28,863
          Retirements of nondepreciable property       13
                                                  _______
            Total Schedule V retirements          $28,876
                                                  =======



















                                   IV-7
<PAGE3>

                    THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA

                SCHEDULE VI - ACCUMULATED DEPRECIATION ON PROPERTY,
                        PLANT AND EQUIPMENT - CONSOLIDATED

                           Year Ended December 31, 1991
                                 (In Thousands)



                        Balance at  Charged
                        Beginning   to Depr.                Net    Balance at
                         of Year    Expense  Retirements  Salvage  End of Year
                        _________   _______  ___________  _______  ___________
Land and buildings      $  6,674    $   395    $   159     $(149)   $  6,761
Other general support
   assets                 12,692      4,504      1,872       300      15,624
Central office assets     73,556     16,451      9,912       (71)     80,024
Information origination/
   termination assets     40,507        947     29,840       159      11,773
Cable and wire facilities
   assets                103,113     11,055      3,038      (439)    110,691
Amortizable assets         1,568        709        136         1       2,142
Non-operating plant           75         51          -         -         126
                        ________    _______     ______     _____     _______

                        $238,185    $34,112    $44,957     $(199)   $227,141
                        ========    =======    =======     =====    ========

                    THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
          SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS - CONSOLIDATED
                    Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)


                                     Additions    Deductions
                                     _________    __________
                        Balance at    Charged      Accounts
                        Beginning       to      Charged off, Net  Balance at
   Description           of Year      Expense    of Collections   End of Year
   ___________          _________     _______   ________________  ___________
Deducted from assets:
Allowance for uncollectible
   accounts:

Year ended
December 31, 1993         $380        $1,451        $  981            $850
                          ====        ======        ======            ====


Year ended
December 31, 1992         $398        $1,021        $1,039            $380
                          ====        ======        ======            ====


Year ended
December 31, 1991         $372        $1,230        $1,204            $398
                          ====        ======        ======            ====

                 THE UNITED TELEPHONE COMPANY OF PENNSYLVANIA
          SCHEDULE X - SUPPLEMENTARY INCOME INFORMATION-CONSOLIDATED
                  Years Ended December 31, 1993, 1992 and 1991
                             (In Thousands)



                                             Year Ended December 31,
                                             _______________________
                                             1993     1992      1991
Taxes other than payroll and
  federal and state income
  taxes:
      Gross receipts                        $4,941   $4,764   $4,250
      Capital stock                          2,064    2,194    2,159
      Other state and local                  1,392    1,153    1,228
                                            ______   ______   ______
                                            $8,397   $8,111   $7,637
                                            ======   ======   ======



Maintenance expense is the primary component of plant expense which is shown separately on the consolidated statements of income. The Company had no significant advertising expense and paid no royalties during 1993, 1992 and 1991.

              The United Telephone Company of Pennsylvania
                            1993 Form 10-K
                              SIGNATURES





      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE UNITED TELEPHONE COMPANY
                                     OF PENNSYLVANIA



Date:                                By:  /s/Richard C. Eckhart
     _____________                        ____________________________
                                          Richard C. Eckhart
                                          Vice President-Finance/
                                          Administration and Director
                                          Chief Financial Officer

              The United Telephone Company of Pennsylvania
                            1993 Form 10-K
                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dale L. Cross                              Date:  03/23/94
Dale L. Cross
President and Director
Chief Executive Officer


/s/ Roy A. Wilson                              Date:  03/22/94
Roy A. Wilson
Vice President-Service and Director


/s/ Richard C. Eckhart                         Date:  03/23/94
Richard C. Eckhart
Vice President-Finance and
Administration and Director
Chief Financial Officer


/s/ James L. Walker                            Date:  03/22/94
James L. Walker
Controller and Chief Accounting Officer


/s/ William A. Connor                          Date:  03/11/94
William A. Conner - Director


/s/ Arthur A. Kurtze                           Date:  03/18/94
Arthur A. Kurtze - Director


/s/ R. Glen Fenstermacher                      Date:  03/14/94
R. Glen Fenstermacher - Director


/s/ John E. Kosar                              Date:  03/16/94
John E. Kosar - Director


/s/ Patricia A. McKiernan                      Date:  03/16/94
Patricia A. McKiernan - Director


/s/ Michael W. Rice                            Date:  03/10/94
Michael W. Rice - Director